Form 10QSB
period 1999-11-30
TALGER MANAGEMENT INC
filed 1999-12-10
CIK 1097233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended November 30, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          Commission file number 000-27731
                                 ---------

                             TALGER MANAGEMENT INC.
                          -----------------------------
                         (Name of Small Business Issuer)

           Delaware                                      98-0212039
-------------------------------            -------------------------------------
(State or Other Jurisdiction of            I.R.S. Employer Identification Number
 Incorporated or Organization)

                      8148 153A Street, SURREY B.C. V3S-7X8
          ------------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)

                                  604/599-4607
                                  -------------
                           (Issuer's Telephone Number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 common shares
                                            ------------------------------------

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                              Financial Statements
                                   (unaudited)

                                November 30, 1999

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                November 30, 1999
                                   (unaudited)


                                     ASSETS
                                     ------
Cash                                                               $        456
                                                                   ------------

TOTAL ASSETS                                                       $        456
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------
LIABILITIES
     Accounts payable                                              $      2,249
     Due to related party                                                 1,039
                                                                   ------------

     TOTAL LIABILITIES                                                    3,288

STOCKHOLDER'S EQUITY
    Common stock, $.0001 par value, 100,000,000
       shares authorized, 5,000,000 shares issued
       and outstanding                                                      500
    Accumulated deficit during development stage                         (3,332)
                                                                   ------------

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                     (2,832)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $        456
                                                                   ============

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                     Statement of Operations for the Period
                 July 16, 1999 (inception) to November 30, 1999
                                   (unaudited)

Income                                                             $         --

Expenses
    Bank charges                                                             44
    Organizational expenses                                                 239
    Professional fees                                                     3,049
                                                                   ------------

Net Loss                                                           $     (3,332)
                                                                   ============

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

           Statement of Changes in Stockholder's Equity for the Period
                 July 16, 1999 (inception) to November 30, 1999
                                   (unaudited)

                                                   Accumulated
                                                  Deficit During
                                 Common Stock   Development Stage     Total
                                 ------------   -----------------     -----

Common stock issuance            $        500     $         --     $        500

Net loss for the period July
16, 1999 to November 30, 1999
                                           --           (3,332)          (3,332)
                                 ------------     ------------     ------------

                                 $        500     $     (3,332)    $     (2,832)
                                 ============     ============     ============

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                     Statement of Cash Flows for the Period
                 July 16, 1999 (inception) to November 30, 1999
                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $     (3,332)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
  Increase in accounts payable                                            2,249
  Due to related parties                                                  1,039
                                                                   ------------

Net cash (used) in operating activities                                     (44)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    500
                                                                   ------------

Net cash provided by financing activities                                   500
                                                                   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       456

CASH, BEGINNING OF PERIOD                                                    --

CASH, END OF PERIOD                                                $        456
                                                                   ============

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                November 30, 1999
                                   (unaudited)

               NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations
------------------------------------

Talger Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on July 16, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At November 30, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Use of Estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash
----

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE  2 - STOCKHOLDER'S EQUITY

     A.   Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to 517093 B.C. Ltd. pursuant to Rule 506 for an aggregate consideration of $500.

     B.   Additional Paid-In Capital

     Additional paid-in capital represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by 517093 B.C. Ltd. on behalf of the Company. (See Note 3)

NOTE 3 - AGREEMENT

     The Company signed an agreement with 517093 B.C. Ltd. 517093 B.C. Ltd., a related entity (See Note 4). The Agreement calls for 517093 B.C. Ltd. to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A

     1. Preparation and filing of required documents with the Securities and Exchange Commssion;
     2.   Location and review of potential target companies;
     3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

     The director of the Company also owns a controlling interest in the outstanding stock of 517093 B.C. Ltd.. (See Note 3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act).

     The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include

     (1) the ability to use securities to make acquisition of assets or businesses;
     (2)  increased visibility in the financial community;
     (3)  the facilitation of borrowing from financial institutions;
     (4)  improved trading efficiency;
     (5)  the potential for shareholder liquidity;
     (6)  greater ease in subsequently raising capital;
     (7) compensation of key employees through options for stock for which there may be a public market;
     (8)  enhanced corporate image; and,
     (9)  a presence in the United States capital market.

     A private company which may be interested in a business combination with the Company may include

     (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
     (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
     (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;
     (5) a foreign company which may wish an initial entry into the United States securities market;
     (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,
     (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

     Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

     The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

     Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     Before the company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 4

     -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-27731) filed on October 20 17, 1999 and is incorporated herein by reference.

     -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-27731) filed on October 20, 1999 which is incorporated herein by reference.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TALGER MANAGEMENT INC

                                        By: /s/ Damion Loth
                                            Damion Loth, President

Dated:  December 9, 1999