Form 10QSB
period 2000-02-29
TALGER MANAGEMENT INC
filed 2000-03-29
CIK 1097233

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended
                    February 29, 2000

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from
                    to

                         Commission file number 0-27731

                              TALGER MANAGEMENT INC
             (Exact name of registrant as specified in its charter)

             Delaware                                             980212039
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     8148 153A Street, Surrey, B.C. V3S 7X8
               (Address of principal executive offices (zip code))

                                  604/599-4607
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

Indicate the number of shares outstanding ofeach of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at February 29, 2000

Common Stock, par value $0.0001                        5,000,000

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                              Financial Statements
                                   (unaudited)

                                February 29, 2000

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                February 29, 2000
                                   (unaudited)


                                     Assets
                                     ------
Cash                                                                 $      439
                                                                     ----------

Total Assets                                                         $      439
                                                                     ==========

                 Liabilities and Stockholder's Equity (Deficit)
                 ----------------------------------------------
Liabilities
    Accounts payable                                                 $    2,249
    Due to related party                                                  1,039
                                                                     ----------

    Total liabilities                                                     3,288
                                                                     ----------
Stockholder's Equity (Deficit)
   Common stock, $.0001 par value, 100,000,000
     shares authorized, 5,000,000 shares
     issued and outstanding                                                 500
   Accumulated deficit during development stage                          (3,349)
                                                                     ----------

    Total Stockholder's Equity (Deficit)                                 (2,849)
                                                                     ----------

Total Liabilities and Stockholder's Equity (Deficit)                 $      439
                                                                     ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (unaudited)


                              July 16, 1999 (inception)   Three months ended
                                  to February 29, 2000     February 29, 2000

Income                                      $       --            $       --

Expenses
    Bank charges                                    61                    17
    Organizational expenses                        239                    --
    Professional fees                            3,049                    --
                                            ----------            ----------

Net Loss for the period                     $   (3,349)           $      (17)
                                            ==========            ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

           Statement of Changes in Stockholder's Equity for the Period
                 July 16, 1999 (inception) to February 29, 2000
                                  (unaudited)


                                                      Accumulated
                                                        Deficit
                                                        During
                                                      Development
                                      Common Stock       Stage          Total
                                      ------------       -----          -----

Common stock issuance                  $      500     $       --     $      500

Net loss for the period July 16,
1999 to November 30, 1999                      --         (3,349)        (3,349)
                                       ----------     ----------     ----------

                                       $      500     $   (3,349)    $   (2,849)
                                       ==========     ==========     ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (unaudited)

                                                 July 16, 1999    Three months
                                                (inception) to  ended February
                                             February 29, 2000        29, 2000

Cash flows from operating activities
  Net loss                                          $   (3,349)     $      (17)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
  Increase in accounts payable                           2,249              --
  Due to related parties                                 1,039              --
                                                    ----------      ----------

Net cash (used) in operating activities                    (61)            (17)
                                                    ----------      ----------

Cash flows from investing activities                        --              --
                                                    ----------      ----------
Cash flows from financing activities
  Proceeds from issuance of common stock                   500              --
                                                    ----------      ----------

Net cash provided by financing activities                  500              --
                                                    ----------      ----------

Increase (decrease) in cash and cash equivalents           439             (17)

Cash, beginning of period                                   --             456
                                                    ----------      ----------

Cash, end of period                                 $      439      $      439
                                                    ==========      ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                February 29, 2000
                                   (unaudited)


              Note 1 - Summary of significant accounting policies

Organization and Business Operations
------------------------------------

Talger Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on July 16, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 29, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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


                          Note 2 - Stockholder's Equity

Common Stock
------------

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares to 517093 B.C. LTD., which is owned by a director of the Company.