Form 10QSB
period 2000-05-31
TALGER MANAGEMENT INC
filed 2000-07-13
CIK 1097233

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  May 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at May 31, 2000

Common Stock, par value $0.0001                    5,000,000

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                              Financial Statements
                                   (unaudited)

                                  May 31, 2000

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  May 31, 2000
                                   (unaudited)

                                     Assets
                                     ------

Cash                                                                 $      422
                                                                     ----------

Total Assets                                                         $      422
                                                                     ==========


                 Liabilities and Stockholder's Equity (Deficit)
                 ----------------------------------------------

Liabilities
    Accounts payable                                                 $    2,249
    Due to related party                                                  1,039
                                                                     ----------
    Total liabilities                                                     3,288
                                                                     ----------
Stockholder's Equity (Deficit)
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 5,000,000 shares issued and outstanding                    500
   Accumulated deficit during development stage                          (3,366)
                                                                     ----------
    Total Stockholder's Equity (Deficit)                                 (2,866)
                                                                     ----------
Total Liabilities and Stockholder's Equity (Deficit)                 $      422
                                                                     ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (unaudited)

                                         Three months ended   Three months ended
                                         February 29, 2000       May 31, 2000
                                             ----------           ----------

Income                                       $       --           $       --

Expenses
    Bank charges                                     17                   17
    Organizational expenses                          --                   --
    Professional fees                                --                   --
                                             ----------           ----------

Net Loss for the period                      $      (17)          $      (17)
                                             ==========           ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

           Statementof Changes in  Stockholder's  Equity for the Period July 16,
                    1999 (inception) to May 31, 2000
                                   (unaudited)

                                                                     Accumulated
                                                                  Deficit During
                                           Common Stock     Development Stage       Total
                                           ------------     -----------------       -----
Common stock issuance                       $      500         $       --        $      500

Net loss for the period July 16,
1999 to November 30, 1999
                                                                   (3,366)           (3,366)
                                            ----------         ----------        ----------

                                            $      500         $   (3,366)       $   (2,866)
                                            ==========         ==========        ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (unaudited)

                                                           Three months    Three months
                                                          ended February    ended May
                                                             29, 2000        31, 2000
                                                             --------        --------
Cash flows from operating activities
  Net loss                                                  $      (17)    $      (17)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
  Increase in accounts payable                                      --             --
  Due to related parties                                            --             --
                                                            ----------     ----------
Net cash (used) in operating activities                            (17)           (17)
                                                            ----------     ----------
Cash flows from investing activities                                --             --
                                                            ----------     ----------
Cash flows from financing activities
  Proceeds from issuance of common stock                            --             --
                                                            ----------     ----------
Net cash provided by financing activities                           --             --
                                                            ----------     ----------
Increase (decrease) in cash and cash equivalents                   (17)           (17)

Cash, beginning of period                                          456            439
                                                            ----------     ----------
Cash, end of period                                         $      439     $      422
                                                            ==========     ==========

                 See accompanying notes to financial statements

                             TALGER MANAGEMENT, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  May 31, 2000
                                   (unaudited)


               Note 1 - Summary of significant accounting policies

Organization and Business Operations
------------------------------------

Talger Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on July 16, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At May 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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